Form 10-K
period 2002-12-31
GEN-NET LEASE INCOME TRUST INC
filed 2003-04-15
CIK 1157614

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002.

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number: 333-72404

Gen-Net Lease Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-6777356
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

24081 West River Road

PO Box 417

Grosse Ile, Michigan 48138

(Address of principal executive offices)

(734) 362-0175

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
none	none

Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered
none	none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 15, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $6,878,845 (based on the price for which each share was sold).

As of March 15, 2003, there were 708,231 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Initial Public Offering Prospectus dated October 10, 2002.

2.	Supplement No. 5 to Prospectus dated October 10, 2002, as filed with Post-Effective Amendment No. 2 to Registration Statement on Form S-11.

GEN-NET LEASE INCOME TRUST, INC.

PART I

Item 1. BUSINESS

General

        Gen-Net Lease Income Trust, Inc. (the “Company) was formed as a Michigan corporation in September, 1998. On October 10, 2002, the Company commenced a public offering on a best efforts basis of up to 2,500,000 shares of common stock at $10.00 per Share, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of December 24, 2002, the Company had received and accepted subscriptions for the minimum offering of 300,000 shares or $3,000,000. As of December 31, 2002, the Company had sold 351,577 shares to the public resulting in gross proceeds of $3,515,770.00. In addition, Genesis Financial Group, Inc. (the “Sponsor”) purchased 20,346 shares of common stock for $203,460.00 prior to the commencement of the Offering.

Description of Business

The Company was organized to acquire and manage a diversified portfolio of real estate composed primarily of office and distribution properties throughout the United States. The Sponsor has been retained to assist the Company with property acquisitions, property management, and property dispositions, subject to the supervision and instructions of the Company’s Board of Directors and officers. The Sponsor also provides administrative support services to the Company. The Company’s officers are responsible for managing day-to-day affairs, as overseen by the Company’s Directors.

As of December 31, 2002, the Company owned a 100% fee simple interest in one property: a warehouse/distribution center located in Harahan, Louisiana consisting of a 4.98 acre rectangular shaped parcel on which sits a single-story 70,707 square foot structure. The property is leased to Federal Express Corporation. As discussed elsewhere in this report, title to the property is held in the name of Fed Ex Harahan, LLC, a Michigan limited liability company of which the Company is the sole member.

The Company’s principal executive offices are located at 24081 West River Road, PO Box 417, Grosse Ile, Michigan and its telephone number is (734) 362-0175.

Acquisition Strategies

As described in its prospectus (as supplemented), the Company intends to continue acquiring and managing office, and distribution properties leased to creditworthy tenants ($100 million net worth or governmental entities) under “Net Leases.” It may enter into sale and leaseback transactions, under which it will purchase the property from an entity and lease the property back to such entity under a Net Lease.

Under a typical Net Lease the tenant is responsible for all or a substantial portion of real estate taxes, insurance and ordinary maintenance but not capital expenditures. The Company expects that most of the leases will be long-term, typically seven to ten years. The concept of the Net Lease is to place upon the tenant all or a substantial portion of the burden of rising operating costs.

When the Company thinks it is prudent, it will incur indebtedness to acquire properties. The Company will not incur indebtedness in excess of 80% of the property’s purchase price.

Acquisition Criteria

The Company’s Directors believe they have the ability to continue identifying quality properties capable of meeting the Company’s investment objectives. In evaluating potential acquisitions, the Directors consider a number of factors, including the following:

•	the safety of the investment;

•	the location, condition, use and design of the property and its suitability for a Net Lease;

•	the terms of the proposed lease (including, specifically, provisions relating to rent increases or percentage rent and provisions relating to passing on operating expenses to tenants);

•	the creditworthiness of the leasee (which must be a $100 million net worth company or a municipal/state/federal government agency) and the cash flow expected to be generated by the property;

•	the prospects for long-term appreciation of the property;

•	the prospects for long-range liquidity of the investment in the property; and

•	the suitability and potential growth of the community.

Property Acquisition

The Company acquires fee simple interests in real properties and real properties subject to long-term Net Leases.

The Company does not intend to construct or develop properties, or render any services connected with such development or construction.

Operating Strategies

The Company’s primary operating strategy is to increase funds from operations and cash available for distribution to shareholders. Key elements of the Company’s strategy to achieve these objectives include the items in the following list:

•	acquiring properties that meet the Company’s acquisition criteria.

•	effectively managing properties through lease extensions, revenue enhancing property expansions, opportunities for property sales and redeployment of assets.

•	financing properties at lower cost of capital, and increasing the Company’s access to finance property acquisitions and expansions.

Investment Objectives & Policies

General

The Board of Directors has established written policies on investment objectives and borrowing. It is the Board’s responsibility to monitor the administrative procedures, investment operations and performance of the Company and the Sponsor to assure such policies are carried out. The Independent Directors will review investment policies at least annually to determine that the Company’s policies are in the best interests of shareholders and will set forth their determinations in the minutes of the board meetings.

Investment Objectives

As previously described, the Company intends to acquire office and distribution properties leased by creditworthy tenants or governmental entities under Net Leases.

The Company’s principal objectives in executing this acquisition plan are:

•	to provide regular dividends to shareholders

•	to provide shareholders with long-term appreciation on their investment

•	to provide investors with an inflation hedge

•	to preserve capital

Of course, there can be no assurance that any or all of these objectives can or will be achieved as each, to some extent, is dependent upon factors and conditions beyond the Company’s control.

Investment Policies

The Company’s significant investment policies include the following:

•	funds borrowed to acquire properties will not exceed 80% of the property purchase price.

•	purchase prices for properties will be supported by the Directors determination of the fair market value and may be supported by an independent appraisal.

•	purchase properties subject to long-term Net Leases with tenants meeting the $100 million net worth or governmental entity criteria.

Tax Status

In 2002, the Company was taxed as a corporation. Since the Company showed a loss in 2002, it will not owe any tax for that year. Beginning with fiscal year 2003, the Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code (the “Code”). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT Taxable Income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Competition

In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to properties owned or to be owned by the Company, the Company competes for tenants with other owners of like properties. There can be no assurances that the Company will be able to successfully compete with such entities in its acquisition and leasing activities in the future.

Business Risks

All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. As of December 31, 2002, the Company owned only one property, leased to a single tenant. The loss of this tenant or its inability to pay rent could have a material adverse effect on the Company’s business.

Employees

As of December 31, 2002, the Company had no direct employees.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, investing in and disposing of office and distribution properties. The Company internally evaluates all properties as one industry segment and accordingly does not report segment information.

Item 2. PROPERTIES

As of December 31, 2002, the Company acquired fee simple ownership of one distribution center.

Federal Express Corporation Distribution Center, Harahan, Louisiana

Description. The property is located at 6371 Humphreys Street, Harahan, Louisiana. The property consists of a 4.98 acre, rectangular shaped parcel. The improvements, built in 1995, consist of a single-story 70,707 square foot warehouse. The property is presently leased to Federal Express Corporation, pursuant to a long-term Net Lease (the “Federal Express Lease”). Federal Express operates a warehouse/distribution center from the property. Federal Express is a publicly held company. The Board of Directors reviewed the publicly available financial statements of Federal Express and determined that Federal Express met all of the Company’s established criteria with respect to the creditworthiness of prospective tenants.

Lease Information. The Federal Express Lease is for an initial term of 15 years and will expire on February 29, 2016. The tenant has the option to renew the lease for two additional terms of five years each. The base annual minimum rent during the initial term of the lease is $363,440.28. The tenant is responsible for the improvement and maintenance of all interior spaces, as well as installation and maintenance of water heaters, heating, ventilation and air-conditioning units, and basic life safety features. The tenant also pays all real estate taxes on the property as well as utilities. The Company believes that the property is maintained in good condition and that the insurance policies presently in effect adequately cover the replacement costs of the property and any personal liability losses which the tenant may sustain.

Terms of Acquisition. The transaction closed on December 26, 2002. The aggregate purchase price of the property was $4,388,310. The Company borrowed $3,202,333 from Nomura Credit Capital to purchase the property. The loan has a 7 year term. Monthly payments are amortized on a 27 year schedule, with a balloon payment due at the end of the 7 year loan term. The loan carries a 5.70% fixed interest rate. The lender required the Company to use a bankruptcy-remote entity to hold title to the property. Accordingly, Fed Ex Harahan, LLC, a Michigan limited liability company of which the Company is the sole member, serves this purpose.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock.

Shareholders

As of March 15, 2003, there were 163 shareholders of record of the Company.

Distributions

The Company paid no dividends to shareholders as of December 31, 2002.

Use of Proceeds from the Sale of Registered Securities

The Company has registered pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (SEC File No. 333-72404), declared effective on October 10, 2002, the offering on a best efforts basis of up to 2,500,000 shares of common stock at $10.00 per share, or a maximum aggregate price of $25,000,000. The offering commenced on October 10, 2002. The offering has not terminated, and the Company’s common stock continues to be sold. Investors Capital Corporation served as managing underwriter (“Managing Underwriter”) on a best efforts basis.

As of December 31, 2002, the Company sold a total of 351,577 shares of common stock on a best efforts basis for an aggregate amount of $3,515,770.

The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,346 Shares purchased by the Sponsor for $203,460 prior to the commencement of the offering.

Through December 31, 2002, the following expenses have been incurred for the Company’s account in connection with the offering, issuance and distribution of the common stock:

Type of Expense	Amount	E=Estimated A=Actual
Sales commission and fees	$218,539	A
Expense reimbursements paid to or for the Managing Underwriter	$50,000	A
Other expenses to affiliates	$6,469	E
Other expenses to non-affiliates	$283,514	E
Total expenses	$558,522	E

Sales commissions and fees were paid to the Managing Underwriter, which may have reallowed all or a portion to Selected Dealers. The proceeds from the Sponsor’s purchase of shares prior to the offering were used to pay a portion of the above expenses. The net offering proceeds to the Company, after deducting the expenses described in the above table not paid from the Sponsor’s investment, are approximately $3,161,000.

For the Cumulative Period, the Company used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Purchases of real estate	$1,188,317	A
Repayment of indebtedness	0	A
Working capital	1,125,584	E
Temporary investments	797,738	A
Payments to Affiliates	49,069	A

Of the amount used for purchases of real estate, approximately $42,600 was earned by the Sponsor providing services for the acquisition of the property. Temporary investments reflect deposits on possible future property acquisitions.

Item 6. SELECTED FINANCIAL DATA

Gen-Net Lease Income Trust, Inc.

(a Michigan corporation)

For the year ended December 31, 2002

(not covered by the Independent Auditors’ Report)

Total assets	$6,836,995
Mortgages payable	$3,202,333
Total revenue	$8,068
Net (loss)	$(5,085)
Loss per common share	$(.24)
Distributions declared	$0
Distributions per common share	$0
Funds from operations	$(5,085)
Funds available for distribution	$0
Cash flows provided by operating activities	$333,353
Cash flows used in investing activities	$5,186,048
Cash flows provided by financial activities	$6,485,958
Weighted average number of common shares outstanding	21,182

(a)	The above selected financial data should be read in conjunction with the audited consolidated financial statements and related notes appearing elsewhere in this annual report.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto and the “Selected Financial Data” appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company’s financial position as of December 31, 2002, together with the results of its operations and its cash flows. As of December 31, 2001, the Company did not own any properties and was establishing a corporate infrastructure to support planned operations.

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” project,” prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company’s current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

The comparability of the financial information discussed below is impacted by the acquisition during 2002 of the Federal Express Distribution Center in Harahan, Louisiana, discussed else where in this report.

Results of Operations

Rental income, rental expenses, mortgage interest, depreciation and substantially all of the general and administration expenses incurred during 2002 are all a result of the operations from the single property interest acquired at the end of the fourth quarter of 2002 (Federal Express Distribution Center). The property seller was not affiliated with the Company or the Sponsor.

Liquidity and Capital Resources

At December 31, 2002, the Company had $1,634,219 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

At December 31, 2002, the Company had two established lines of credit with Citizens First Savings Bank of Port Huron, Michigan, in the amounts of $300,000 and $150,000 respectively. Both lines of credit carry variable interest rates subject to change from time to time based upon changes in the Wall Street Journal Prime Rate. Both lines carried an initial interest rate of 4.75%. Both lines were subject to interest only payments, with principal and accrued unpaid interest due on May 6, 2003 and April 31, 2003 (by amendment), respectively. The lines were unsecured by the Company, though both were secured by the personal guarantees of D. James Barton and Gregg Barton, both affiliates of the Sponsor. At December 31, 2002, the balances due on these lines of credit were $189,000 and $148,867, respectively. The Company subsequently paid the balance on the $300,000 credit line.

At December 31, 2002, the Sponsor had advanced on behalf of the Company $135,438 to unrelated third parties for deposits on possible future property acquisitions. There are no terms for the repayment of this amount by the Company.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities amounted to $333,353 for the year ended December 31, 2002. The primary reason for the increase related to the additional accounts payable and accrued expenses contributed by the single acquired property.

Cash used in investing activities amounted to $5,186,048 for the year ended December 31, 2002. The increase is a result of the real estate acquisition.

At December 31, 2002, the Company does not have any material planned capital expenditures resulting from any known demand based on existing trends for the single property owned as of that date. However, management may conclude that expenditures to improve the property purchased after December 31, 2002 are necessary and/or desirable. Further, the Company will continue its property acquisition strategy in 2003.

Cash provided by financing activities amounted to $6,485,958 for the year ended December 31, 2002. The primary reasons for the increase relates to equity offerings (Sponsor’s investment and public offering) net of offering costs amounting to $3,719,230 and a mortgage loan of $3,202,333. For the years ended December 31, 2002, and 2001 the Company paid offering costs of $558,522.

There are offering expenses which have been paid or incurred by the Sponsor which the Sponsor has presented as expenses owed by the Company. Although the Company has accrued these expenses, the Company’s Board of Directors has not approved the reimbursement or payment of these expenses and will not do so if such expenses, together with other organizational and offering expenses of the Company which have been paid by the Company, were to exceed 11% of the gross offering proceeds. In the event that the expenses paid or incurred by the Sponsor which the Sponsor is requesting be reimbursed or paid by the Company be within the 11% limit for all organizational and offering expenses, the Board may nevertheless disallow all or a portion of such expenses.

The annual interest rate on the single mortgage payable outstanding at December 31, 2002 was approximately 5.7%. See Note 7 of the Notes to Consolidated Financial Statements (Item 8 of this annual report) for a description of the the mortgage payable.

In order to quality as a REIT for federal income tax purposes in 2003 and thereafter, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short term investments.

The Company paid no dividend distributions during 2002. Future distributions will be determined by the Company’s Board of Directors and are dependent on a number of factors, including the amount of funds available for distributions, the Company’s financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company’s capital expenditures, the annual distribution required to establish and maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

The Company’s management monitors the various qualification tests the Company must meet to establish and maintain its status as a REIT. Large ownership of the Company’s stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at a time. The Company’s management also determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Sponsor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of equity offerings, debt financings or asset dispositions.

Subsequent Events

On January 3, 2003, the Company purchased a second property located in Bakersfield, California. Information on that property transaction is as follows:

         Description. The property consists of a 2.09 acre, rectangular shaped parcel. The improvements consist of a two-story 20,000 square foot office building together with 15 secure parking spaces. The building was constructed in November, 2000. The property is presently occupied by the USDEA, pursuant to a long-term Net Lease with the U. S. General Services Administration (the “USDEA Lease”). The building serves as the USDEA’s regional headquarters and the Drug Enforcement Agency Clandestine Laboratory and Enforcement for the Southern Central Valley. The Board of Directors determined that the USDEA, an agency of the United States government, meets all of the Company’s established criteria with respect to prospective tenants.

        Lease. The USDEA Lease is for a term of 10 years commencing November 27, 2000, and will expire on November 25, 2010, unless terminated pursuant to an early termination clause on November 27, 2008. The annual rent is $310,660. Included as rent is an amount calculated by the lessor to cover the building’s operating costs, and base year real estate taxes. The tenant pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to the lessor. The lease also provides for an annual adjustment in the portion of rent attributable to operating costs based on the percent of change in the Cost of Living Index, which is measured by the U.S. Department of Labor revised Consumer Price Index (“CPI”). In evaluating the USDEA Lease prior to acquiring the property, the Company determined that the portion of the rent attributable to operating costs, coupled with the CPI escalator, was sufficient to protect the Company from absorbing the building’s operating costs in the same way that a triple-net lease would operate. Although the Company bears the responsibility for the portion of any change that exceeds the percent of change in the CPI, the Company believes the risk of such an occurrence is low in light of the substantial estimates initially used to determine the portion of rent attributable to such costs. Based upon the foregoing, the Company has determined that the USDEA Lease functions as a Net Lease.

        Terms of Acquisition. The transaction closed on January 3, 2003. The aggregate purchase price of the property was $2,350,000, or $117 per square foot. The purchase was subject to a 75% loan to value line of credit withdrawal from Citizens First Savings Bank of Port Huron, Michigan. The terms of the line of credit include a $1,645,000 principal balance, interest at 4.3% per annum, and interest-only payments for the 6 month term. The lender required the Company to use a bankruptcy-remote entity to hold title to the property. Accordingly, DEA Bakersfield, LLC, of which the Company is the sole member serves this purpose. The Sponsor received an acquisition fee of $23,500 or 1% of the purchase price, of which $10,000 was paid by the Sponsor to D. James Barton’s law firm, D. James Barton, PLLC, for legal services rendered in connection with the transaction. D. James Barton is an affiliate of the Sponsor.

On January 31, 2003, the Company paid an aggregate dividend distribution of $11,019, to shareholders of record as of January 2, 2003.

On March 14, 2003, the Company terminated Investors Capital Corporation as Managing Underwriter of the offering, in accordance with the parties’ Underwriting Agreement. Investors Capital will continue to sell shares on behalf of the Company as a non-exclusive selected dealer, as described in the supplemented prospectus.

As of March 15, 2003, subscriptions for a total of 687,884.528 shares were received from total gross offering proceeds of $6,878,845.28, which does not include 20,346 shares purchased by the Sponsor for $203,460 prior to the commencement of the offering.

On behalf of the Company, the Sponsor is currently exploring the purchase of additional properties from unaffiliated third parties.

Item7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

The Company’s sole mortgage payable at December 31, 2002, has a fixed interest rate of 5.70%, through the date of maturity, January 11, 2013.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2003	2004	2005	2006	2007	Thereafter
Fixed rate debt	$38,400	$53,500	$56,600	$60,000	$63,700	$2,930,333
Average interest rate on maturing debt	5.7%	5.7%	5.7%	5.7%	5.7%

The fair estimated value of the Company’s debt approximates its December 31, 2002 carrying amount.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Accountants’ Audit Report

Board of Directors

Gen-Net Lease Income Trust, Inc.

Grosse Ile, Michigan

We have audited the accompanying balance sheets of Gen-Net Lease Income Trust, Inc. as of December 31, 2002 and 2001, and the related statement of income, changes shareholders’ equity and cash flow for each of the years in the period ended December 31, 2002. These financial statements are the responsibility of Gen-Net Income Trust, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gen-Net Lease Income Trust, Inc. as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Zwick & Steinberger, P.L.L.C.

Southfield, Michigan

March 25, 2003

GEN-NET LEASE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(See Accountants’ Audit Report)

ASSETS

	2002	2001
Real estate operating properties:
Land	$438,831
Buildings and improvements	3,949,479

	4,388,310
Less accumulated depreciation and amortization	4,220

	4,384,090
Cash and cash equivalents	1,634,219	956
Real estate deposits	797,738
Accounts receivable—related parties	10,000
Public offering expense		180,145
Deferred tax asset	725
Other assets	10,223

Total assets	$6,836,995	$181,101

GEN-NET LEASE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(See Accountants’ Audit Report)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001
Liabilities:
Accounts payable	$116,937
Accrued public offering expenses		$4,649
Accrued expenses	63,458
Line of credit	337,867
Current portion of long term debt	38,448
Accrue income taxes		725
Notes payable—related party	153,862	75,112

Total current liabilities	710,572	80,486
Long term debt	3,163,885

Total liabilities	3,874,457	80,486

Shareholder’s equity
Common stock ($10 par; 10,000,000 shares authorized, 371,923 and 10,000 shares issued and outstanding at December 31, 2002 and 2001, respectively) Additional paid in capital, net of offering costs of $752,222	2,967,008	100,000
Retained earnings (deficit)	(4,470)	615

Total shareholder’s equity	2,962,538	100,615

	$6,836,995	$181,101

The accompanying notes are an integral part of the consolidated financial statements.

GEN-NET LEASE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(See Accountants’ Audit Report)

	2002	2001	2000
Revenues:
Rental income	$4,885		$
Interest income	3,183	$1,340

	8,068	1,340
Expenses:
General and administrative	8,836
Depreciation	4,220
Interest	822

	13,878

Net income (loss), before income taxes	(5,810)	1,340
Income taxes	(725)	725

Net income (loss)	($5,085)	$615

Net income (loss) per share	($.24)	$.06

Weighted average number of shares outstanding	21,182	10,000

The accompanying notes are an integral part of the consolidated financial statements.

GEN-NET LEASE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(See Accountants’ Audit Report)

	Common Stock		Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2000	—	$—	$—	$—
Balance, December 31, 2000	—	—	—	—
Issuance of common stock	10,000	100,000	—	100,000
Net income	—	—	615	615

Balance, December 31, 2001	10,000	100,000	615	100,615
Issuance of common stock	361,923	2,867,008	—	2,867,008
Net loss	—	—	(5,085)	(5,085)

Balance, December 31, 2002	371,923	$2,967,008	($4,470)	$2,962,538

The accompanying notes are an integral part of the consolidated financial statements.

GEN-NET LEASE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(See Accountants’ Audit Report)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	($ 5,085)	$615	$
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,220
Changes in assets and liabilities:
Increase in accounts receivable – related	(10,000)
Increase in other assets	(10,223)
Increase in deferred tax asset	(725)
Increase in accounts payable	116,937
Increase (decrease) in accrued public offering expense	(4,649)	4,649
Increase in accrued expenses	63,458
Increase (decrease) in accrued income tax	(725)	725
(Increase) decrease in public offering expense	180,145	(180,145)

Total adjustments	338,438	(174,771)

Net cash provided by (used in) operating activities	333,353	(174,156)
Cash flow used in investing activities:
Purchase of land	(426,000)
Purchase of building	(3,962,310)
Deposit on future purchases	(797,738)

Net cash used in investing activities	(5,186,048)
Cash flows provided by financing activities:
Proceeds from related party borrowings	78,750	75,112
Proceeds from sale of common stock	3,619,230	100,000
Expenses related to sale of common stock	(752,222)
Increase in line of credit	337,867
Increase in mortgage loans	3,202,333

Net cash provided by financing activities	6,485,958	175,112

Net increase in cash	1,633,263	956
Cash, beginning	956	0

Cash, ending	$1,634,219	$956	$

The accompanying notes are an integral part of the financial statements.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

1. Nature of Business and Operations:

The Company was incorporated as Genesis Net Lease Realty, Inc. (a Michigan Corporation) on September 28, 1998. The Company changed its name on August 30, 2001 to Gen-Net Lease Income Trust, Inc. The Company intends to operate as a Real Estate Investment Trust which will invest in single purpose properties to be leased in a net lease to material businesses or governmental agencies, supported by long-term real estate leases. Under typical net leases it is generally imposed on the lessee the responsibility for all or a substantial portion of operating costs and expenses of the property including repairs, maintenance, taxes, assessments, utilities and insurances. The Company’s leases generally provide for a minimum rent plus specified fixed periodic rent increases. As of December 31, 2002 the Company has one property, and has entered into one purchase agreement and several non-binding agreements to purchase additional properties (see Note 12). The Company acquires properties through its operating limited liability companies (one for each property), which are wholly owned by the Company.

Genesis Financial Group, Inc. (the “Sponsor”), provides administrative and other services to the Company.

Pursuant to a registration statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company is offering for sale up to 2,500,000 share of its common stock (the “shares”, and collectively the “Offerings”) at an Offering price of $10 per Share. The Registration Statement was declared effective on October 10, 2002. The Offering was to be terminated on the earlier of October 10, 2003, or the date on which the maximum number of shares have been sold. As of December 31, 2002, the Company had sold 371,923 shares of its common stock.

The Company had no operations during 1998, 1999, and 2000 and no assets or liabilities during that period of time.

2. Summary of Significant Accounting Policies:

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of Company management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

2. Summary of Significant Accounting Policies (continued):

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and the limited liability companies. At December 31, 2002 there was only one property in the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Operating Properties:

Real estate operating properties are held for investment and carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings, related improvements, and closing costs. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs are charged to expense as incurred.

Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the asset’s carrying amount is greater than the sum of the future undiscounted cash flows (excluding interest) estimated to be generated by those assets. As of December 31, 2002 and 2001, no indicators of impairment existed and, thus, no impairment losses have been recorded.

Cash and cash equivalents:

Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Allowance for uncollectible receivables:

Management believes that all accounts receivable will be collected by the Company; accordingly, the accompanying consolidated financial statements do not include an allowance for uncollectible accounts.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

2. Summary of Significant Accounting Policies (continued):

Concentration of credit risk:

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2002 and 2001, the Company had cash in the amount of $1,805,629 and $0 in excess of FDIC insured limits, respectively.

Other Concentrations:

As of December 31, 2002, the Company has one property in the State of Louisiana. Accordingly, there is a geographic concentration of risk subject to fluctuations in the State’s economy. Additionally, Fed Ex accounts for 100% of the Company’s annualized base of rental income.

Fair Value of Financial Instruments:

The Company believes that the December 31, 2002 and 2001 interest rates associated with mortgages payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of notes receivable, cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value because of the relatively short maturity of these instruments.

Rental Income:

Rental income is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during “free rent” periods of a lease. Deferred rent is not significant at December 31, 2002 and 2001.

Income Taxes:

For year ended December 31, 2002, the Company did not operate as a real estate investment trust for federal income tax purposes. Since at year-end the Company operated with a loss, no income taxes will be assessed and therefore no accrual has been calculated. The Company plans to operate as a real estate investment trust for federal income tax purposes in 2003.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

2. Summary of Significant Accounting Policies (continued):

Per Share Data

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share attributable for all periods presented in computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. Diluted loss per share is antidilutive since the Company incurred losses for the year ended December 31, 2002.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2002 and 2001, and the revenues and expenses for the years then ended. Actual results could differ from those estimates.

3. Real Estate Operating Properties:

The Company generally allocated the purchase price between land and building at a rate of 90% and 10%.

On December 26, 2002, the Company acquired the Harahan Federal Express Building (the “Fed Ex Building”) from an unrelated party, a 70,707 square foot distribution center in Harahan, Louisiana. The purchase price of $4,388,310 consisted of cash and a mortgage loan in the amounts of $1,185,977 and $3,202,333, respectively.

The Company’s property is leased to the tenant under an operating lease with terms ranging from 14 to 24 years. The Lease also provides for additional rents based on certain operating expenses. Future minimum rent to be received from noncancelable operating leases for each of the next five years ending December 31 and thereafter, are summarized as follows:

2003	$363,440
2004	363,440
2005	363,440
2006	363,440
2007	363,440

$1,817,200

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

4. Stock offering costs:

As of December 31, 2002 and 2001, the Company sold 361,923 and 10,000 shares of common stock, respectively, including 10,000 shares issued to the Sponsor at $10 per share in 2001 and 10,346 shares at $10 per share in 2002. Aggregate gross proceeds before Offering costs and selling commissions approximate $3,619,000 and $100,000 as of December 31, 2002 and 2001, respectively.

In connection with the Offering, the Company incurred approximately $572,000 and $180,000 of costs related to the issuance and distribution of the Shares for the years ended December 31, 2002 and 2001, respectively.

The offering and organizational costs mentioned include costs paid or accrued as due to the Sponsor. The offering and organizational costs are limited to 11% of gross proceeds sold per the prospectus. Any amount over must be born by the Sponsor. Upon finalization of the offering and approval by the Board of Directors of all related expenses, they will determine what is due to or due from the Sponsor. Since the offering is ongoing after December 31, 2002 all of such costs have been treated as a reduction of proceeds.

5. Notes receivable from related parties:

In December 2002 the Company loaned $10,000 to a majority owner in the Sponsor. This amount is to be paid back in 2003.

6. Notes payable to related parties:

During 2002 the Company borrowed money from the Sponsor for deposits on future property purchases. The total amount at December 31, 2002 was $135,438.

Additionally during 2002 the Sponsor paid several expenses on behalf of the Company which were reimbursable to the Sponsor, at year-end the Company owes the Sponsor $18,424.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

7. Long term debt:

Loans payable consists of a balloon mortgage on the Fed Ex Building, which has an interest rate of 5.7% and is due January 11, 2013. Payments of $19,372.41 for principal and interest to begin on February 11, 2003 and are to be paid on the eleventh of every month through and including January 11, 2003, at which time the balance of the principle and any unpaid interest is to be paid. The annual payments for principal are approximately:

2003	$38,400
2004	53,500
2005	56,600
2006	60,000
2007	63,500
Thereafter	2,930,333

$3,202,333

At December 31, 2002 there was a loan payable on the only property the Company owned in the amount of $3,202,333

8. Lines of credit:

At December 31, 2002 the Company’s lines of credit consisted of the following:

Unsecured loan at a financial institution,
with 4.25% interest rate, due in January 2003	$189,000
Unsecured loan at a financial institution,
with 4.25% interest rate, due on March 3, 2003	148,867

$337,867

9. Sponsor fee:

As stated in the Prospectus, Jerry D. Bringard is the President of the Company, and is primarily responsible for managing the Company’s day-to-day business affairs. Mr. Bringard will be assisted by Bruce Baum, who is responsible for managing financial affairs. Both Messrs. Bringard and Baum work under the direction of the Board of Directors. The Sponsor has been contracted to perform certain administrative aspects of the Company’s business and affairs as well as the analysis and selection of properties, negotiation of property acquisition terms, arranging debt financing terms and property management. The Sponsor is a Michigan Corporation that was formed in June of 1994 and is in the business of property investment and management. The Sponsor currently owns and manages several properties.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

9. Sponsor fee (continued):

Before the commencement of the Offering, the Sponsor purchased 20,346 shares of Company common stock at the price of $10 per share for approximately $203,500 in cash. The Sponsor intends to retain such shares while serving as the sponsor to the Company.

The Sponsor bears the expenses incurred in connection with supervising, monitoring and inspecting real property or other assets owned by the Company (excluding proposed acquisitions) or otherwise relating to its duties under the Amended and Restated Omnibus Services Agreement (“Services Agreement”). Such expenses include employing its personnel, rent, equipment, and other administrative expenses. The Company reimburses the Sponsor for certain expense incurred, including those related to proposed acquisitions and travel expenses. The Company bears its own expenses for functions not required to be performed by the Sponsor under the Services Agreement, which generally include capital raising and financial activities, corporate governance matters, and other activities not directly related to real estate properties and other assets.

The Sponsor is compensated by the Company for its services through a series of fees pursuant to the Services Agreement with the Company. In addition to fee compensation, the Sponsor is reimbursed organizational and offering costs and expenses it incurs on behalf of the Company (see Note 4).

Approximately $42,600 and $0 was earned by the Sponsor in connection with the Company’s acquisition of properties during the years ended December 31, 2002 and 2001, respectively.

10. Real estate deposits:

As of December 31, 2002 the Company had deposits on three proposed property purchases from unrelated parties. The properties are leased to the current tenant, the United States General Services Administration, with various long term operating leases. The deposits were for $712,300, $80,438, and $5,000, of which $135,438 was advanced by the Sponsor. The $80,438 and $5,000 deposits are non refundable if the transactions are not completed.

11. Proforma financial statements:

Proforma financial statements are not available since the property purchased in 2002 is unauditable.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

12. Subsequent events:

The Company has declared and paid a dividend of $11,018 in January 2003.

The Company renewed the line of credit due March 3, 2003 and paid off the one due in January 2003.

In January 2003 the Company purchased a second property located in Bakersfield, California, from an unrelated party (see Note 10). The building has approximately 20,000 square feet and 9,800 square feet rentable and is leased to the United States General Services Administration. The purchase price of approximately $2,360,000 consisted of cash and a line of credit loan [New 1st Trust & Deed] in the amounts of $715,000 and $1,645,000, respectively.

The Company’s property is leased to the tenant under an operating lease with terms ranging from six to eight years. The Lease also provides for additional rents based on the consumer price index increase. Future minimum rents (with estimated consumer price index increase of .27% per year every November, the November 2002 increase was .27%) to be received under noncancellable operating leases with the tenant for the years ended December 31:

2003	$312,408
2004	313,252
2005	314,098
2006	314,946
2007	315,796
Thereafter	290,196

$1,860,696

In the first quarter of 2003 the Company identified two additional properties located in Charleston and Clarksburg, West Virginia, for possible purchase if approved by the Board of Directors. Both properties had application fees of $35,000 each, which was paid by the Company. The Company also entered into rate lock agreements with the banks intending to finance these properties. The required deposits for the rate lock agreements were $166,500 and $280,000, respectively.

If at any time during the rate lock period the rate lock deposits are insufficient to cover the estimated breakerage fee calculated by the financial institution, the Company will be required to increase the breakage fee by an amount deemed sufficient by the financial institution. If the Company does not increase the breakage fee by the amount within two business days of the financial institution’s request, the agreement will be deemed canceled and the financial institution shall calculate the breakage fee and deduct the breakage fee from the deposit. Any remaining Breakage Fee Deposit will be returned to the Company without interest.

GEN-NET LEASE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

(See Independent Accountants’ Audit Report)

12. Subsequent events (continued):

In the event that the total loan amount to acquire said properties is not funded by the financial institution for any reason, on or prior to the rate lock expiration date, the financial institution will refund the rate lock deposit after deducting the Breakage Fee as calculated by the financial institution. In the event that the loan amount is funded in part prior to the rate lock expiration date, the financial institution will refund the rate lock deposit after deducting the breakage fee with respect to the portion of the loan amount not funded. If the rate lock deposit is not sufficient to pay the breakage fees, the Company will pay the financial institution the difference within two business days of the financial institution’s request. If the Company does not complete the two rate locks mentioned above with the financial institution it may lose the total deposits of $446,500.

The Company plans to operate as a real estate investment trust for federal income tax purposes. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 90% of its REIT taxable income, as defined by the Internal Revenue Code (“IRC”), to its shareholders, among other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for federal taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with its accountants.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The Company’s current Directors and executive officers and their positions and offices with the Company are as follows:

Name	Age	Position	Term of Office
Jerry D. Bringard	66	Chair of the Board of Directors, President, and Secretary	Since 2001; through June 2003
Thomas D. Peschio	62	Independent Director	Since 2001; through June 2003
Richard H. Schwacter	58	Independent Director	Since 2001; through June 2003
Bruce K. Baum	62	Treasurer	Since 2001; through June 2003

There are no family relationships between any Directors, Executive Officers or between any Director and Executive Officer.

Certain information regarding the Company’s Directors and executive officers is set forth below.

Jerry D. Bringard

Chair of the Board of Directors; President; Secretary

Mr. Bringard retired in June, 1998 as Vice President-General Counsel of Ford Motor Credit Company, Dearborn, Michigan and as a member of its Executive Committee, having been employed by Ford Credit for 38 years. Mr. Bringard’s duties at Ford Motor Credit Company included complex commercial real estate transactions. He is presently Chairman of the Board of Directors of William Tyndale College. He serves as Chairman of the Law Committee of the American Financial Services Association; is Chairman-Emeritus of the Conference on Consumer Finance Law; and as an adviser to, and past President of, the Hillsdale College Parents’ Executive Board. Mr. Bringard holds a BA degree from Denison University, an MBA degree from the University of Detroit and a JD degree (with distinction) from Wayne State University.

Thomas D. Peschio

Independent Director

From 1997 to the present Mr. Peschio has been a stockholder, a member of the Board of Directors and Executive Vice President of the Lund Company in Omaha, Nebraska, the largest wholly independent firm in Nebraska offering complete commercial real estate services. From 1993 to 1997, Mr. Peschio served as a corporate officer focusing on investment real estate for what is now known as Grubb & Ellis, Pacific Realty Group. From 1978 to 1997, he owned and operated his own full service investment real estate firm, Peschio & Company. Mr. Peschio has focused his professional efforts on direct investment in real estate, debt and equity financing and securitization, corporate real estate development and property management. Mr. Peschio received a BS degree from St. Louis University and a MBA from Washington University in St. Louis. Mr. Peschio holds professional designations from the American Society of Real Estate Counselor, Consultant in Real Estate (CRE), from the Real Estate Investment Association, Specialist, Real Estate Investment (SRI); and, from the former Real Estate Securities and Syndication Institute, Specialist in Real Estate Securities (SRS).

Richard H. Schwachter

Independent Director

Mr. Schwachter has been engaged in the private practice of law since 1969. He has been a sole practitioner since 1982. From 1969 to 1982 he was with the firm of Goulder & Schwachter. His practice has focused on real estate law and private placement of securities transactions. He has held the Series 7 and 63 securities registered representatives’ licenses since 1993. From 1996 to 2000 he was an officer and Director of Indianapolis Securities, Inc., a broker-dealer and is currently an officer and Director of Urban Diagnostic Services, Inc., which operates rural clinics and offers diagnostic services to the medical community in rural Florida. Mr. Schwachter received his BS degree (cum laude) from the University of Wisconsin, in 1966 and his JD degree from Case Western Reserve Law School in 1969. He is a member of the Bar of the State of Ohio.

Bruce M. Baum

Treasurer

Since July 1999, Bruce Baum has been employed as the President of Capital Matrix, LLC, which serves as a financial and construction consultant to investment groups regarding the purchase and redevelopment of income producing commercial real estate. From 1985 to 1999, Mr. Baum was employed as the President of Bruce M. Baum & Associates, which engaged in business similar to Capital Matrix, LLC. Throughout his career, Mr. Baum has been active in mortgage banking and mortgage brokerage and has originated and placed in excess of three billion dollars ($3,000,000,000) of financing on all types of income producing real estate properties. He has personally developed and constructed high-rise luxury apartments in New York City and North Carolina; strip shopping centers in New York, New Jersey, Connecticut and North Carolina; a high-rise office building in Boston; a high-rise senior citizen dwelling facility in Maine and a high-rise condominium in New York City. He has functioned as a partner in numerous properties including a high-rise office building in Louisiana, a high-rise apartment complex in Maryland and Florida, a high-rise hotel in Florida and a shopping center in Michigan. He has served as visiting lecturer at New York University’s School of Continuing Education in the area of mortgage financing. He obtained his BS from Brooklyn College and has engaged in graduate study in engineering at Columbia University.

Item 11. EXECUTIVE COMPENSATION

The Company’s executive officers, Messrs. Bringard and Baum, are eligible to receive $25,000 per year.

Each Independent Director is eligible to receive $25,000 per year for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof, and reimburse their out-of-pocket expenses for attending such meetings. Mr. Bringard does not receive additional compensation for serving as Director.

In 2002, each of the Independent Directors, Mr. Bringard and Mr. Baum received $1,000 in compensation, and declined further compensation for that year.

There are no other compensation arrangements of any kind between the Company and its Directors or executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options’ SARs $	LTIP Payouts ($)	All Other Compensation ($)
Jerry D. Bringard, President and Secretary	2002	0.00	0.00	1,000	0.00	0.00	0.00	0.00
Bruce Baum, Treasurer	2002	0.00	0.00	1,000	0.00	0.00	0.00	0.00

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as indicated concerning persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock as of December 31, 2002:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Carl G. and Betty Dahlin Trust dated 5/31/95 435 Pebble Beach Fullerton, CA 92835	$1,000,000.00	34%

As of December 31, 2002, no officer or Director owned shares of the Company’s common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 2002 and 2001, the Company incurred a total of $558,522 of costs incurred in connection with the issuance and distribution of the registered securities, of which $6,469 was paid to affiliates.

The Sponsor is entitled to an administrative services fee of 3% of gross rental revenues and reimbursement for out-of-pocket costs and expenses (including an allocable share of administrative overhead) relating to the offering and the administrative support to the Company. During the year ended December 31, 2002, the Company accrued $18,424 of these costs.

The Sponsor is entitled to receive property acquisition fees of up to 1% of the property purchase price for assisting the Company with identifying and acquiring properties. As of December 31, 2002, the Company paid to the Sponsor a total of $42,600 of such fees, in connection with the acquisition of the single property purchased. Of this amount the Sponsor paid $10,000 to D. James Barton’s law firm, D. James Barton, PLLC. for legal services rendered in connection with the property acquisition. D. James Barton is an affiliate of the Sponsor.

The Sponsor is entitled to receive property management fees of 3% of the gross rental revenues of the Company’s properties for management and leasing services. The Company paid no property management fees to the Sponsor, for the year ended December 31, 2002.

Item 14. CONTROLS AND PROCEDURES

Mr. Bringard and Mr. Baum, as the principal executive and financial officers of the Company have evaluated the Company’s disclosure controls and procedures as of December 31, 2002. They have concluded, based upon their evaluation, that the disclosure controls and procedures are effective to accomplish their purpose of ensuring that information required to be disclosed by the Company in the reports that it files, including this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, but are not limited to, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The internal controls and procedures are newly adopted. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions taken with regard to significant deficiencies and/or material weaknesses.

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed:

(1) The consolidated financial statements of the Company included in this report are set forth in Item 8.

(2) Financial Statement Schedules: None required.

(3) Exhibits. The following exhibits are filed as part of this document:

1.    Form of Underwriting Agreement between the Company and Investors Capital Corporation (included in Exhibit 1 to Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

3.    Restated Articles of Incorporation of the Company (included as Exhibit 3 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

3.1    Form of Amended and Restated Bylaws of the Company (included as Exhibit 3.1 to Pre-Effective Amendment No. 7 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

4.    Specimen of Stock Certificate (included as Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement Form S-11 (File No. 333-72404) are incorporated herein by this reference).

10.1    Escrow Agreement (included as Exhibit 10.1 to Pre-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

10.2    Form of Amended and Restated Omnibus Services Agreement between the Company and Genesis Financial Group, Inc. (included as Exhibit 10.2 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference.

10.3    Form of Selected Dealer Agreement (included as Exhibit 1.2 to Post-Effective Amendment No. 2 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

24. Powers of Attorney (included on signature page of Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

(c) See exhibit index included above.

(d) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN-NET LEASE INCOME TRUST, INC.

By:	/S/ JERRY D. BRINGARD
Jerry D. Bringard, President and Chair of the Board of Directors

April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ BRUCE M. BAUM
Bruce M. Baum, Treasurer

Date	April 15, 2003

By:	/S/ THOMAS D. PESCHIO
Thomas D. Peschio, Director

Date	April 15, 2003

By:	/s/ RICHARD H. SCHWACHTER
Richard H. Schwachter, Director

Date	April 15, 2003

CERTIFICATIONS

I, Jerry D. Bringard, certify that:

1)	I have reviewed this annual report on Form 10-K of Gen-Net Lease Income Trust, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

Date

/S/ JERRY D. BRINGARD
Jerry D. Bringard President and Chair of the Board of Directors (Principal Executive Officer)

I, Bruce M. Baum, certify that:

1)	I have reviewed this annual report on Form 10-K of Gen-Net Lease Income Trust, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

Date

/s/ Bruce M. Baum
Bruce M. Baum, Treasurer (Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

An annual report covering the Company’s last fiscal year and proxy material has not been sent to security holders but will be furnished to security holders subsequent to the filing of this report. Copies of such material shall be furnished to the Commission when it is sent to security holders.