Form 10-K/A
period 2002-12-31
GEN-NET LEASE INCOME TRUST INC
filed 2003-10-06
CIK 1157614

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ------------- to------------------

                        COMMISSION FILE NUMBER: 333-72404

                                 ---------------

                        GEN-NET LEASE INCOME TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MICHIGAN                                   38-6777356
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization                                  No.)

                              24081 West River Road
                                   PO Box 417
                           Grosse Ile, Michigan 48138
                    (Address of principal executive offices)
                                 (734) 362-0175
              (Registrant's telephone number, including area code)

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 ---------------

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                                       ON WHICH REGISTERED

       NONE                                                       NONE
        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                                       ON WHICH REGISTERED

       NONE                                                       NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of March 15, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $6,878,845 (based on the price for which each share was sold). As of March 15, 2003, there were 708,231 shares of common stock of the registrant outstanding.

EXPLANATORY NOTE

         In connection with a proposed underwritten public offering, Gen-Net Lease Income Trust, Inc. (the "Company") replaced its independent accountants, Zwick & Steinberger, P.L.L.C. ("Z&S"), and engaged the services of Ernst & Young LLP ("EY") as its new independent accountants. The Audit Committee of the Company's Board of Directors (the "Board") recommended, and the Board approved, the dismissal of Z&S and the appointment of EY. Z&S will continue providing other services to the Company.

         As part of its engagement, EY reaudited the Company's financial statements as of and for the fiscal years ended December 31, 2002 and December 31, 2001. As a result of this reaudit, the Company reclassified certain amounts in its consolidated balance sheet, with no effect on the Company's consolidated financial position. The reclassifications primarily related to the followings areas:

REAL ESTATE AT COST: The Company reclassified the original purchase price of its only 2002 property acquisition based upon the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations." The reclassifications included an allocation of purchase price to an in-place lease at the acquired property ("Tenant origination costs" and "Lease intangible").

CASH AND CASH EQUIVALENTS AND REAL ESTATE DEPOSITS: Certain real estate deposit amounts were reclassified back into cash and cash equivalents, as the transfer of the cash for the deposits did not occur until January 2003.

MORTGAGE NOTE PAYABLE: The break out of current and long-term portions of mortgage note payable has been removed as the Company intends on a going forward basis to present a non-classified balance sheet.

ADVANCES FROM AFFILIATE: Amounts previously reflected as notes payable-related party have been reclassified as advances from affiliate. These amounts are non-interest bearing and along with amounts previously included in accounts payable are more accurately reflected as advances from affiliate.

OTHER ASSETS AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES: Certain other assets and accounts payable and accrued expenses have been combined as the Company intends to utilize this presentation on a going forward basis.

No changes were made to the Consolidated Statements of Operations and Consolidated Statements of Changes in Shareholders' Equity. The Consolidated Statements of Cash Flows have been modified to reflect the reclassifications made to the Consolidated Balance Sheets described above.

         During the two most recent fiscal years of the Company ended December 31, 2002 and December 31, 2001, respectively, and the subsequent interim periods through September 4, 2003, there were no disagreements between the Company and Z&S on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Z&S's satisfaction, would have caused Z&S to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

         The audit reports of Z&S on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2002 and December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting. principles.

         During the years ended December 31, 2002 and December 31, 2001 and through the date of EY's engagement by the Company, the Company did not consult with EY with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

         The Company has provided a copy of the above disclosures to Z&S and has requested that Z&S furnish the Company with a letter addressed to the SEC stating its agreement with the above statements. A copy of this letter has been filed as an exhibit to this amendment.

         Items 6, 7, 8 and 15 of this Annual Report on Form 10-K are amended and restated as follows. Except as so amended, all other items of this Annual Report remain unchanged.

Item 6. SELECTED FINANCIAL DATA

                        Gen-Net Lease Income Trust, Inc.
                            (a Michigan corporation)
                      For the year ended December 31, 2002
                (not covered by the Independent Auditors' Report)

Total assets                                                       $ 6,879,595
Mortgages payable                                                  $ 3,202,333
Total revenue                                                      $     4,885
Net (loss)                                                         $    (5,085)
Loss per common share                                              $      (.24)
Distributions declared                                             $         -
Distributions per common share                                     $         -
Funds from operations                                              $    (5,085)
Funds available for distribution                                   $         -
Cash flows provided by operating activities                        $   153,208
Cash flows used in investing activities                            $ 4,523,548
Cash flows provided by financial activities                        $ 6,683,703
Weighted average number of common shares outstanding                    21,182

(a) The above selected financial data should be read in conjunction with the audited consolidated financial statements and related notes appearing elsewhere in this annual report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and the "Selected Financial Data" appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 2002, together with the results of its operations and its cash flows. As of December 31, 2001, the Company did not own any properties and was establishing a corporate infrastructure to support planned operations.

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," project," prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for operating properties in the Company's current and proposed market areas and generally accepted accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

         The comparability of the financial information discussed below is impacted by the acquisition during 2002 of the Federal Express Distribution Center in Harahan, Louisiana, discussed elsewhere in this report.

RESULTS OF OPERATIONS

         Rental income, mortgage interest, depreciation and substantially all of the general and administration expenses incurred during 2002 are all a result of the operations from the single property interest acquired at the end of the fourth quarter of 2002 (Federal Express Distribution Center). The property seller was not affiliated with the Company or the Sponsor.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had $2,314,319 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

         At December 31, 2002, the Company had two established lines of credit with Citizens First Savings Bank of Port Huron, Michigan, in the amounts of $300,000 and $150,000 respectively. Both lines of credit carry variable interest rates subject to change from time to time based upon changes in the Wall Street Journal Prime Rate. Both lines carried an initial interest rate of 4.75%. Both lines were subject to interest only payments, with principal and accrued unpaid interest due on May 6, 2003 and April 31, 2003 (subsequently extended to October 31, 2003), respectively. The lines were unsecured by the Company, though both were secured by the personal guarantees of D. James Barton and Gregg Barton, both affiliates of the Sponsor. At December 31, 2002, the balances due on these lines of credit were $189,000 and $148,867, respectively. The Company subsequently paid the balance on the $300,000 credit line.

         At December 31, 2002, the Sponsor had advanced on behalf of the Company $135,238 to unrelated third parties for deposits on possible future property acquisitions. There are no terms for the repayment of this amount by the Company.

         The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

         Cash provided by operating activities amounted to $153,208 for the year ended December 31, 2002. The primary reason for the increase related to the additional accounts payable and accrued expenses contributed by the single acquired property.

         Cash used in investing activities amounted to $4,523,548 for the year ended December 31, 2002. The increase is a result of the real estate acquisition.

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

         Cash provided by financing activities amounted to $6,683,703 for the year ended December 31, 2002. The primary reasons for the increase relates to net proceeds from the sale of common stock of

$3,022,153, advances from the Sponsor of $121,350, borrowings under our line of credit of $337,867 and a mortgage loan of $3,202,333.

         There are offering expenses which have been paid or incurred by the Sponsor which the Sponsor has presented as expenses owed by the Company. Although the Company has accrued these expenses, the Company's Board of Directors has not approved the reimbursement or payment of these expenses and will not do so if such expenses, together with other organizational and offering expenses of the Company which have been paid by the Company, were to exceed 11% of the gross offering proceeds. In the event that the expenses paid or incurred by the Sponsor which the Sponsor is requesting be reimbursed or paid by the Company be within the 11% limit for all organizational and offering expenses, the Board may nevertheless disallow all or a portion of such expenses.

         The annual interest rate on the single mortgage payable outstanding at December 31, 2002 was approximately 5.7%. See Note 4 of the Notes to Consolidated Financial Statements (Item 8 of this annual report) for a description of the mortgage payable.

         In order to quality as a REIT for federal income tax purposes in 2003 and thereafter, the Company is required to make distributions to its shareholders of at least 90% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

         The Company paid no dividend distributions during 2002. Future distributions will be determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distributions, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to establish and maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

         The Company's management monitors the various qualification tests the Company must meet to establish and maintain its status as a REIT. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at a time. The Company's management also determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Sponsor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

         The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of equity offerings, debt financings or asset dispositions.

SUBSEQUENT EVENTS

         On January 3, 2003, the Company purchased a second property located in Bakersfield, California. Information on that property transaction is as follows:

Description. The property consists of a 2.09 acre, rectangular shaped parcel. The improvements consist of a two-story 20,000 square foot office building together with 15 secure parking spaces. The building was constructed in November, 2000. The property is presently occupied by the USDEA, pursuant to a long-term Net Lease with the U. S. General Services Administration (the "USDEA Lease"). The building serves as the USDEA's regional headquarters and the Drug Enforcement Agency Clandestine Laboratory and Enforcement for the Southern Central Valley. The Board of Directors determined that the USDEA, an agency of the United States government, meets all of the Company's established criteria with respect to prospective tenants.

Lease. The USDEA Lease is for a term of 10 years commencing November 27, 2000, and will expire on November 25, 2010, unless terminated pursuant to an early termination clause on November 27, 2008. The annual rent is $310,660. Included as rent is an amount calculated by the lessor to cover the building's operating costs, and base year real estate taxes. The tenant pays any increase over the base year real estate taxes through a direct dollar-for-dollar reimbursement payment to the lessor. The lease also provides for an annual adjustment in the portion of rent attributable to operating costs based on the percent of change in the Cost of Living Index, which is measured by the U.S. Department of Labor revised Consumer Price Index ("CPI"). In evaluating the USDEA Lease prior to acquiring the property, the Company determined that the portion of the rent attributable to operating costs, coupled with the CPI escalator, was sufficient to protect the Company from absorbing the building's operating costs in the same way that a triple-net lease would operate. Although the Company bears the responsibility for the portion of any change that exceeds the percent of change in the CPI, the Company believes the risk of such an occurrence is low in light of the substantial estimates initially used to determine the portion of rent attributable to such costs. Based upon the foregoing, the Company has determined that the USDEA Lease functions as a Net Lease.

Terms of Acquisition. The transaction closed on January 3, 2003. The aggregate purchase price of the property was $2,350,000, or $117 per square foot. The purchase was subject to a 75% loan to value line of credit withdrawal from Citizens First Savings Bank of Port Huron, Michigan. The terms of the line of credit include a $1,645,000 principal balance, interest at 4.3% per annum, and interest-only payments for the 6 month term. The lender required the Company to use a bankruptcy-remote entity to hold title to the property. Accordingly, DEA Bakersfield, LLC, of which the Company is the sole member serves this purpose. The Sponsor received an acquisition fee of $23,500 or 1% of the purchase price, of which $10,000 was paid by the Sponsor to D. James Barton's law firm, D. James Barton, PLLC, for legal services rendered in connection with the transaction. D. James Barton is an affiliate of the Sponsor.

         On January 31, 2003, the Company paid an aggregate dividend distribution of $11,019, to shareholders of record as of January 2, 2003.

         On March 14, 2003, the Company terminated Investors Capital Corporation as Managing Underwriter of the offering, in accordance with the parties' Underwriting Agreement. Investors Capital will continue to sell shares on behalf of the Company as a non-exclusive selected dealer, as described in the supplemented prospectus.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

         The Company's sole mortgage note payable at December 31, 2002, has a fixed interest rate of 5.70%, through the date of maturity, January 11, 2013. The Company also has two lines of credit outstanding at December 31, 2002 with variable interest rates (at prime rate - rate of 4.25% at December 31, 2002) that mature in 2003 (one in January 2003 and the other in October 2003).

         The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                         2003        2004          2005        2006        2007       THEREAFTER
------------------------------------------------------------------------------------------------------------------
Fixed rate debt                       $  38,449   $    53,511   $  56,642   $   59,956  $   63,465   $   2,930,310
Average interest rate                       5.7%          5.7%        5.7%         5.7%        5.7%

Variable rate debt                    $ 337,867             -           -            -           -               -
Average interest rate                      4.25%            -           -            -           -               -

The fair estimated value of the Company's debt approximates its December 31, 2002 carrying amount.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors
Gen-Net Lease Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Gen-Net Lease Income Trust, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Gen-Net Lease Income Trust, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gen-Net Lease Income Trust, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois                                    ERNST & YOUNG LLP
September 5, 2003

                        Gen-Net Lease Income Trust, Inc.

                           Consolidated Balance Sheets

                                                                        DECEMBER 31
                                                                    2002          2001
                                                                 ------------------------
ASSETS

Real estate at cost:
   Land                                                          $   759,251   $        -
   Buildings and improvements                                      3,149,042            -
   Tenant origination costs                                          177,439            -
   Lease intangibles                                                 302,578            -
                                                                 ------------------------
                                                                   4,388,310            -
   Accumulated depreciation                                           (4,220)           -
                                                                 ------------------------
                                                                   4,384,090            -

Cash and cash equivalents                                          2,314,319          956
Deferred costs                                                             -      180,145
Real estate deposits                                                 135,238            -
Other assets                                                          45,948            -
                                                                 ------------------------
Total assets                                                     $ 6,879,595   $  181,101
                                                                 ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                         $   180,395   $    5,374
   Lines of credit                                                   337,867            -
   Mortgage note payable                                           3,202,333            -
   Advances from affiliate                                           196,462       75,112
                                                                 ------------------------
Total liabilities                                                  3,917,057       80,486

Shareholders' equity:
   Common stock ($10 par value; 10,000,000 shares
     authorized, 371,923 and 10,000 shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively)                                                 2,967,008      100,000
   Retained earnings (deficit)                                        (4,470)         615
                                                                 ------------------------
Total shareholders' equity                                         2,962,538      100,615
                                                                 ------------------------
Total liabilities and shareholders' equity                       $ 6,879,595   $  181,101
                                                                 ========================

See accompanying notes.

                        Gen-Net Lease Income Trust, Inc.

                      Consolidated Statements of Operations

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                            2002         2001
                                                         -----------------------
REVENUE

Rental income                                            $    4,885   $        -
                                                         -----------------------
Total revenue                                                 4,885            -

EXPENSES

Depreciation and amortization                                 4,220            -
General and administrative                                    8,836            -
                                                         -----------------------
Total expenses                                               13,056            -
                                                         -----------------------
Operating loss                                               (8,171)           -

Other income                                                  3,183        1,340
Interest expense                                               (822)           -
                                                         -----------------------
Income (loss) before income taxes                            (5,810)       1,340
Income taxes (expense) benefit                                  725         (725)
                                                         -----------------------
Net income (loss)                                        $   (5,085)  $      615
                                                         =======================

Net income (loss) per share (basic and
diluted)                                                 $    (0.24)  $     0.06
                                                         =======================
Weighted average number of shares
   outstanding                                               21,182       10,000
                                                         =======================

See accompanying notes.

                        Gen-Net Lease Income Trust, Inc.

                           Consolidated Statements of
                         Changes in Shareholders' Equity

                     Years ended December 31, 2002 and 2001

                                            COMMON STOCK           RETAINED
                                        -------------------        EARNINGS
                                         SHARES      AMOUNT       (DEFICIT)        TOTAL
                                        ----------------------------------------------------
Initial issuance of common stock         10,000   $    100,000   $          -   $    100,000
Net income                                    -              -            615            615
                                        ----------------------------------------------------
Balance at December 31, 2001             10,000        100,000            615        100,615
Issuance of common stock                361,923      2,867,008              -      2,867,008
Net loss                                      -              -         (5,085)        (5,085)
                                        ----------------------------------------------------
Balance at December 31, 2002            371,923   $  2,967,008   $     (4,470)  $  2,962,538
                                        ====================================================

See accompanying notes.

                        Gen-Net Lease Income Trust, Inc.

                      Consolidated Statements of Cash Flows

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                        2002           2001
                                                    ---------------------------

OPERATING ACTIVITIES

Net income (loss)                                   $     (5,085)  $        615

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                         4,220              -

     Changes in assets and liabilities:

       Increase in other assets                          (20,948)             -

       Increase in accounts payable and accrued
         expenses                                        175,021          5,374
                                                    ---------------------------
Net cash provided by operating activities                153,208          5,989

Expenditures for real estate                          (4,388,310)             -

Deposit on future real estate purchases                 (135,238)             -

                                                    ---------------------------
Cash used in investing activities                     (4,523,548)             -

FINANCING ACTIVITIES

Net borrowing under lines of credit                      337,867              -

Proceeds from mortgage notes payable                   3,202,333              -

Advances from affiliate                                  121,350         75,112

Net proceeds from sale of common stock                 3,022,153        100,000

Deferred offering costs                                        -       (180,145)
                                                    ---------------------------

Net cash provided by (used in) financing
   activities                                          6,683,703         (5,033)
                                                    ---------------------------
Net increase in cash                                   2,313,363            956

Cash, beginning of period                                    956              -

                                                    ---------------------------
Cash, end of period                                 $  2,314,319   $        956

                                                    ===========================

See accompanying notes.

                        Gen-Net Lease Income Trust, Inc.

                   Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND OPERATIONS

Gen-Net Lease Income Trust, Inc. (the "Company") was incorporated in Michigan on September 28, 1998 and had no operations prior to 2001. The Company intends to make an election to operate as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, beginning in 2003. The Company began formal operations with its first property acquisition in December 2002 and acquired four additional properties through September 5, 2003, located throughout the United States (see Notes 7 and 9).
The Company acquires properties through various operating limited liability companies (one for each property), which are wholly-owned by the Company. The Company currently operates in only one segment.

Genesis Financial Group, Inc. ("Genesis"), a shareholder of the Company, provides property management, administrative and other services to the Company (see Note 6). The Company had no full-time employees during 2002 or 2001.

Pursuant to a registration statement on Form S-11 declared effective on October 10, 2002 (the "Registration Statement"), the Company sold shares of its common stock (the "Offering") at $10 per share. On August 13, 2003, the Company's Board of Directors terminated the Offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, and the entities in which has the Company has control or from which the Company receives all economic benefits.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in these consolidated financial statements have been reclassified from a previously issued version of these consolidated financial statements, with no effect on the Company's consolidated financial position or results of operations.

REAL ESTATE

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141). In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The Company allocates a portion of the purchase price to above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over the remaining non-cancelable term of the lease. In the case of below market leases, the Company considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The capitalized above-market lease values (presented as lease intangibles in consolidated balance sheet) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as deferred income) are amortized as an addition to rental income over the remaining contractual lease period, including any renewal periods included in the valuation analysis. Should a tenant terminate its lease, the unamortized portion of the lease intangibles would be charged to expense.

The Company allocates a portion of the purchase price to the value of leases acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company utilizes independent appraisals or its estimates to determine the respective in-place lease values. The Company's estimates of value are made using methods similar to those used by independent appraisers. Factors management considers in its analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company also estimates costs to execute similar leases including tenant improvements, leasing commissions, legal and other related expenses.

The Company also considers an allocation of purchase price to in-place lease that have a related customer relationship intangible values. Characteristics management considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors. The Company currently has the U.S. Government as its major tenant, but has not yet developed a relationship that it would consider to have any current intangible value.

The value of in-place leases (presented as tenant origination costs in consolidated balance sheet) is amortized to expense over the remaining initial term of the respective leases. The value of customer relationship intangibles is amortized to expense over the remaining initial term, including any renewal periods included in the valuation analysis for the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the tenant origination costs and customer relationship intangibles would be charged to expense.

Amounts allocated to tangible land, building, tenant improvements, equipment and fixtures are based on independent appraisals or our own analysis of comparable properties in the existing portfolio.

Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

          Building and improvements         39 years
          Tenants origination costs         Remaining term of the related lease

          Lease intangibles                 Remaining term of the related lease
                                            (included as a reduction of rental
                                            revenue)

          Tenant improvements               Term of related leases
          Furniture and equipment           3-7 years

Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

CASH AND CASH EQUIVALENTS

Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Other income primarily consists of interest income earned on cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. The Company has cash in financial institutions, which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2002, the Company had cash in the amount of $60,000 in excess of FDIC insured limits.

REAL ESTATE DEPOSITS

The Company makes deposits on proposed property purchases. At December 31, 2002 the deposits were $135,238, of which $85,438, were not refundable. The deposits were made on properties acquired in 2003 (see Note 9).

DEFERRED COSTS

Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method over the lives of the related loans. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements. Costs incurred prior to the completion of the Offering that directly related to the Offering were deferred and then netted against proceeds received from the Offering.

COMMON STOCK

In completing sales of common stock, the Company may have a delay in receiving the cash proceeds. In these cases, the Company will record a receivable related to these sales as the cash proceeds will be collected within a short period. At December 31, 2002, the Company had a $25,000 receivable related to a stock sale (included in other assets in the consolidated balance sheet) that was collected in early January 2003.

RENTAL REVENUE

Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes that the interest rates associated with its lines-of credit and mortgage note payable approximate the market interest rates for these types of debt instruments and as such, the carrying amount of the lines-of-credit and mortgage note payable approximate their fair value.

The carrying amount of cash and cash equivalents, deposits, other assets, and accounts payable and accrued expenses, approximate fair value because of the relatively short maturity of these instruments.

INCOME TAXES

For 2002 and 2001, the Company accounted for income taxes payable in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 2002, the Company recorded a deferred income tax benefit and a deferred tax asset of $725 related to a carryback of 2002 net operating losses to offset 2001 taxable income (included in other assets in the consolidated balance sheet at December 31, 2002). During 2001, the Company recorded a current income tax provision and a current income tax liability of $725 (included in accounts payable and accrued expenses at December 31, 2001 in the consolidated balance sheet). No other provisions for income tax were required for 2002 or 2001.

The Company paid income taxes of $725 for the year ended December 31, 2002 related to 2001 income taxes. The Company made no other income tax payments in any other period presented.

EARNINGS PER SHARE

The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share attributable for all periods presented in computed by dividing the loss to common stockholders by the weighted average number of common shares and potential common stock outstanding during the period. The Company had no common stock equivalents outstanding in 2002 and 2001.

3. DEFERRED COSTS

Deferred costs consist of the following:

                                                                   DECEMBER 31
                                                               2002             2001
                                                          ----------------------------
Offering costs                                            $           -       $180,145
                                                          -------------       --------
                                                                               180,145
Accumulated amortization                                              -              -
                                                          -------------       --------
                                                          $           -       $180,145
                                                          =============       ========

4. LINES-OF-CREDIT AND MORTGAGE NOTE PAYABLE

Lines-of-credit and mortgage note payable consisted of the following:

                                                                           DECEMBER 31
                                                                              2002
                                                                           -----------
LINES OF CREDIT
 Unsecured line-of-credit with a financial, institution
     (maximum borrowing $150,000), interest at prime
     rate (4.25% at December 31, 2002), principal and
     interest due October 31, 2003                                          $148,867
 Unsecured line-of-credit with a financial, institution,
     interest at  prime rate  (4.25% at December 31,
     2002), principal and interest were repaid and the
     line retired in January 2003                                            189,000
                                                                            --------
Total lines of credit                                                       $337,867
                                                                            ========

4. LINES-OF-CREDIT AND MORTGAGE NOTE PAYABLE (CONTINUED)

                                                                          DECEMBER 31
                                                                             2002
                                                                          -----------
MORTGAGE NOTE PAYABLE
Mortgage note payable to a financial institution,
   collateralized by a property, interest at fixed rates
   of 5.7% per annum, with principal and interest payable
   monthly through 2013.                                                   $3,202,333
                                                                           ==========

During the year ended December 31, 2002, the Company incurred interest expense of $822.

4. LINES-OF-CREDIT AND MORTGAGE NOTE PAYABLE

The following represents future minimum principal payments due on the Company's lines-of-credit and mortgage note payable, outstanding at December 31, 2002:

                                                 DECEMBER 31
                                                    2002
                                                -------------
Year ending December 31

2003                                             $   376,316
2004                                                  53,511
2005                                                  56,642
2006                                                  59,956
2007                                                  63,465
Thereafter                                         2,930,310
                                                 -----------
                                                 $ 3,540,200
                                                 ===========

5. FUTURE MINIMUM LEASE PAYMENTS

The Company has lease agreements with one tenant with a lease term through 2016. The leases generally provide for increases in base rent based upon inflation and for tenants to pay their share of real estate taxes over specified base amounts. All rental revenue for the year ended December 31, 2002 was received from one tenant.

The total future minimum rents to be received by us under such noncancelable operating leases in effect at December 31, 2002, exclusive of reimbursements, are as follows:

                                                DECEMBER 31
                                                    2002
                                               -------------
Year ending December 31

2003                                           $    363,432
2004                                                363,432
2005                                                363,432
2006                                                363,432
2007                                                363,432
Thereafter                                        2,937,742
                                               ------------
                                               $  4,754,902
                                               ============

6. RELATED PARTY TRANSACTIONS

Pursuant to a service agreement, Genesis provides various services to the Company as follows (See Note 9):

         FEE                                 COMPENSATION
--------------------------------------------------------------------------------
Acquisition                Fees For acquisition of properties - up to 3% of
                             property purchase price (actual rates incurred were
                             1%), plus out-of-pocket costs up to 6% of property
                             purchase price, including the Acquisition Fees

Property Management Fees   For day-to-day property management - 3% of gross
                             rental revenue

Administrative Fees        For day-to-day administrative support to the Company
                             - 3% of gross rental revenue

The following is a summary of the fees incurred and payable for the year ended December 31, 2002:

                                                  DECEMBER 31, 2002
                                               PAYABLE        INCURRED
                                               --------       --------
Acquisition fees (A)                           $ 42,600       $ 42,600
Property management fees (B)                          -              -
Administrative fees (B)                               -              -

(A) Amounts included in real estate, at cost in the Consolidated Balance Sheets (no fees were incurred for the year ended December 31, 2001).

(B)      No fees were incurred for the years ended December 31, 2002 and 2001.

Advances from Genesis total $196,462 and $75,112 at December 31, 2002 and 2001, respectively. The amounts are non-interest bearing and payable upon demand.

The Company has made an advance to an owner of Genesis with a balance of $10,000 at December 31, 2002(included in other assets in the consolidated balance sheets) that is unsecured, non-interest-bearing and payable on demand.

Before the commencement of the Offering, Genesis purchased 20,346 shares (10,346 shares in 2002 and 10,000 shares in 2001) of Company common stock at the price of $10 per share.

In connection with the Offering, Genesis agreed to fund any costs of the Offering in excess of 11% of the gross proceeds from the Offering. Through December 31, 2002, the Offering costs have not exceeded 11%.

7. PROPERTY ACQUISITION

The Company acquired the following property in 2002. The results of this property's operations are included in the Company's consolidated statement of operations from the date of acquisition.

                                                                          ACQUISITION         MONTH
               PROPERTY                              LOCATION                 COST           ACQUIRED
-----------------------------------------------------------------------------------------------------
2002 acquisition (A):
   Federal Express Corporation Distribution
     Center (Harahan, Property)                     Harahan, LA           $  4,388,310       December
                                                                          ============

(A) In accordance with SFAS 141, the Company allocated the purchase price for these properties to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities, and allocated the purchase price based on these assessments, including land at appraised value and buildings at replacement costs. The Company assessed fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management and available market information. As part of the allocation of purchase prices, the Company recorded tenant origination costs of $177,439 at December 31, 2002, and intangible lease costs (representing the value of acquired in-place "above Market" leases) of $302,578 at December 31, 2002. The value of tenant origination costs and intangible lease costs are amortized over the remaining term of the respective leases.

8. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2002, the Company acquired the property described in Note 7 - Property Acquisition and the shares outstanding at December 31, 2002 were also outstanding at January 1, 2002. In management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statement of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transaction had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 YEAR ENDED
                                                 DECEMBER 31
                                                    2002
                                                 -----------
Total revenue                                     $ 340,317
                                                  =========

Net income                                        $  28,226
                                                  =========

Income per diluted common share                   $    0.08
                                                  =========

9. SUBSEQUENT EVENTS

The Company acquired the following properties in 2003.

                                                                     ACQUISITION       MONTH          MORTGAGE
              PROPERTY                             LOCATION              COST         ACQUIRED          DEBT
-----------------------------------------------------------------------------------------------------------------
2003 acquisitions:
   USDEA Building (Bakersfield
     Property) (A)                             Bakersfield, CA      $  2,393,816      January        $  1,645,000
   Social Security Administration Offices
     (Charleston Property)                     Charleston, WV         18,443,635      April            16,787,510
   General Services Administration Office
     (Clarksburg Property)                     Clarksburg, WV         10,989,117      April             8,325,000
   Social Security Administration Office
     (Kingsport Property)                      Kingsport, TN           2,992,130      April             2,308,422
                                                                    ------------                     ------------
                                                                    $ 34,818,698                     $ 29,065,932
                                                                    ============                     ============

(A) Genesis provided the mortgage debt for the Bakersfield Property acquisition.

On June 2, 2003, Genesis and the Company amended the above mentioned service agreement. Pursuant to the amendment, Genesis will provide property acquisition services, property disposition services, administration services and property management services. For acquisition services, Genesis will receive compensation for services and expenses not to exceed 1% of the purchase price of the property being acquired. For property disposition services, Genesis will receive a real estate commission upon the sale of properties it sales on behalf of the Company not to 3% of sale price of the property. For administration services, Genesis will receive its actual out-of-pocket expenses for providing the services. For property management services, Genesis will receive a monthly fee of 3% of the gross rental revenues of the properties for which such services were provided.

Through September 5, 2003, the Company declared and paid dividends of $0.375 per common share for the shares outstanding at the date of declaration.

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of documents filed:

                  (1) The consolidated financial statements of the Company are set forth in Item 8.

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

3.1 Restated Articles of Incorporation of the Company (included as Exhibit 3 to Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

3.2      Form of Amended and Restated Bylaws of the Company (included as Exhibit
         3.1 to Pre-Effective Amendment No. 7 to Registration Statement on Form S-11 (File No. 333-72404) and incorporated herein by this reference).

4. Specimen Stock Certificate (included as Exhibit 4 to Post-Effective Amendment No. 1 to Registration Statement Form S-11 (File No. 333-72404) are incorporated herein by this reference).

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

16.1 Letter of Zwick & Steinberger, P.L.L.C., dated October 3, 2003, regarding change in independent accountants.

31.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

         (c)      See exhibit index included above.

         (d)      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GEN-NET LEASE INCOME TRUST, INC.

                                             By:           /s/ THOMAS D. PESCHIO
                                                --------------------------------
                                             Thomas D. Peschio, President,
                                             Chief Executive Officer and
                                             Treasurer

                                             October 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                    /s/ THOMAS D. PESCHIO
                                             -----------------------------------
                                             Thomas D. Peschio, Director,
                                             President, Chief Executive Officer
                                             and Treasurer

                                             October 6, 2003

                                                  /s/ RICHARD H. SCHWACHTER
                                             -----------------------------------
                                             Richard H. Schwachter, Director

                                             October 6, 2003

                                                    /s/ JERRY D. BRINGARD
                                             -----------------------------------
                                             Jerry D. Bringard, Director

                                             October 6, 2003